Form 10-Q
period 2003-09-30
UAG MENTOR ACQUISITION LLC
filed 2003-11-13
CIK 1172058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-87452-44

UAG Mentor Acquisition, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	38-355-3602
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2555 Telegraph Road, Bloomfield Hills, Michigan	48302-0954
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 648-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The registrant meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified therein.

PART I
Financial Statements and Supplementary Data (unaudited)
Condensed Balance Sheets as of September 30, 2003 and December 31, 2002
Condensed Statements of Income for the three and nine months ended September 30, 2003 and 2002
Condensed Statements of Cash Flow for the nine months ended September 30, 2003 and 2002
Condensed Statement of Members’ Capital for the nine months ended September 30, 2003
Notes to Condensed Financial Statements
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
4. Controls and Procedures
PART II
Item 1 — Legal Proceedings
Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Certificate of Formation dated August 22, 2000
Operating Agreement
Form of Honda Automobile Dealer Agreement
Indenture dated as of March 18, 2002
Form of 9 5/8% Senior Subordinated Note Due
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Certification Pursuant to Section 906

	PART I

1.	Financial Statements and Supplementary Data (unaudited)
	Condensed Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Statements of Income for the three and nine months ended September 30, 2003 and 2002	4
	Condensed Statements of Cash Flow for the nine months ended September 30, 2003 and 2002	5
	Condensed Statement of Members’ Capital for the nine months ended September 30, 2003	6
	Notes to Condensed Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
4.	Controls and Procedures	15

	PART II

1.	Legal Proceedings	16
6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	16
	Signatures	17

UAG MENTOR ACQUISITION, LLC
CONDENSED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	1,589	2,291
Inventories	5,475	4,038
Other current assets	23	—

Total current assets	7,087	6,329
Property and equipment, net	1,910	590
Goodwill	3,722	3,722

Total Assets	$12,719	$10,641

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities
Floor plan notes payable	$4,199	$3,160
Accounts payable	401	394
Accrued expenses	867	788

Total current liabilities	5,467	4,342
Long-term debt	3,842	3,842
Other long-term liabilities	322	331

Total Liabilities	9,631	8,515
Commitments and Contingencies
Members’ Capital
Members’ capital	3,088	2,126

Total Liabilities and Members’ Capital	$12,719	$10,641

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC
CONDENSED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

New vehicle sales	$10,098	$11,075	$30,760	$30,471
Used vehicle sales	1,679	1,640	5,503	4,866
Finance and insurance	241	273	793	628
Service and parts	1,041	966	3,016	2,778
Wholesale vehicle sales	434	779	1,450	1,776

Total revenues	13,493	14,733	41,522	40,519
Cost of sales	11,800	12,777	36,352	35,209

Gross profit	1,693	1,956	5,170	5,310
Selling, general and administrative expenses	1,418	1,397	4,208	3,957

Operating income	275	559	962	1,353
Floor plan interest expense	(25)	(20)	(95)	(79)
Other interest expense	(32)	(48)	(97)	(144)

Income before cumulative effect of accounting change	218	491	770	1,130
Cumulative effect of accounting change	—	—	(44)	—

Net Income	218	491	726	1,130

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC
CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net income	$726	$1,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	58
Cumulative effect of accounting change	44	—
Changes in operating assets and liabilities:
Accounts receivable	702	(144)
Inventories	(1,481)	(467)
Floor plan notes payable	1,039	469
Accounts payable and accrued expenses	86	19
Other	(32)	82

Net cash provided by operating activities	1,190	1,147

Investing activities:
Purchase of property and equipment	(1,426)	(260)

Financing activities:
Member contributions	500	—
Distributions	(264)	(887)

Net cash provided by (used in) financing activities	236	(887)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC
CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(In Thousands)
(Unaudited)

Members’
Capital

Balance, January 1, 2003	$2,126
Distributions	(264)
Contributions	500
Net income	726

Balance, September 30, 2003	$3,088

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In Thousands)
(Unaudited)

1. Interim Financial Statements

     Organization

     UAG Mentor Acquisition, LLC (“Honda of Mentor” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates a dealership under a franchise agreement with the Honda Automobile Division of American Honda Motor Co., Inc. In accordance with the franchise agreement, the dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturer to influence the operations of the dealership, or the loss of the franchise agreement, could have a negative impact on the Company’s operating results.

     The Company is a Delaware limited liability company and is a majority-owned subsidiary of United Auto Group, Inc. (“UAG”). On July 1, 2003, UAG sold a 30% member interest in the Company to YAG Mentor Investors, LLC. Honda of Mentor is operated pursuant to an operating agreement dated July 1, 2003 (the “Operating Agreement”) between UAG and YAG Mentor Investors, LLC.

     Basis of Presentation

     The information presented as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of Honda of Mentor believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year.

     Significant Accounting Policies

     The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements of UAG that are included in UAG’s 2002 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.

     New Accounting Pronouncements

     In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”) which addresses the accounting treatment for vendor allowances. EITF 02-16 provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendor’s product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the Company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption that decreased net income by $.04 million.

     Intangible Assets

     Goodwill represents the push down of UAG’s excess of cost over the fair value of tangible and identified intangible assets acquired in connection with the purchase of the Company. Goodwill is not amortized, but is subject to, at a minimum, an annual impairment test. If the carrying value of any of the Company’s intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of goodwill.

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, intangible assets and certain reserves.

2. Inventories

     Inventories consisted of the following:

	September 30,	December 31,
	2003	2002

New vehicles	$3,923	$3,236
Used vehicles	1,282	571
Parts, accessories and other	270	231

Total inventories	$5,475	$4,038

3. Supplemental Cash Flow Information

     The following table presents certain supplementary information to the condensed statements of cash flows:

	Nine Months Ended
	September 30,

	2003	2002

Cash paid for interest	$95	$79

4. Long Term Debt

     Long-term debt represents the push down of UAG’s debt incurred when UAG acquired Honda of Mentor. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.34% and 3.79% on this indebtedness during 2003 and 2002, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

     UAG has issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

5. Related Party Transactions

     From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $23 and $68 were charged to the Company by UAG or its affiliates during the three and nine months, respectively ended September 30, 2003 and 2002.

6. Commitments and Contingencies

     From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2003, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows.

     The Company began and completed a significant facility upgrade in 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

     UAG Mentor Acquisition, LLC (“Honda of Mentor” or the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates a dealership under a franchise agreement with the Honda Automobile Division of American Honda Motor Co., Inc. (Honda).

     Honda of Mentor, a Delaware limited liability company, is a majority-owned subsidiary of United Auto Group, Inc. (“UAG”). On July 1, 2003, UAG sold a 30% member interest in the Company to YAG Mentor Investors, LLC. Honda of Mentor is operated pursuant to an operating agreement dated July 1, 2003 (the “Operating Agreement”) between UAG and YAG Mentor Investors, LLC.

     New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing third-party finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service and the sale of replacement parts.

     Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts sales. Our gross profit generally varies across product lines, with new vehicle sales usually resulting in lower gross profit margins and our other products resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

     Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

     Floor plan interest expense relates to floor plan financing. Floor plan financing represents indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense represents interest on the debt due to UAG.

Significant Accounting Policies

     The Company’s significant accounting policies are discussed in the Management’s Discussion and Analysis that is included in UAG’s 2002 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues

     Total revenues decreased $1.2 million, or 8.4%, from $14.7 million to $13.5 million.

     New vehicle retail revenues decreased by $1.0 million, or 8.6%, from $11.1 million to $10.1 million. The decrease in new vehicle retail revenues was due primarily to a 13.2% decrease in unit sales versus the prior year which management believes was caused by increased competition in the Company’s sales area, offset somewhat by a $1,125 increase in the average selling price per unit.

     Used vehicle retail revenues increased by $0.04 million, or 2.4%, from $1.64 million to $1.68 million. The increase in used vehicle retail revenues was due primarily to a 9.4% increase in unit sales versus the prior year, offset somewhat by a $752 decrease in the average selling price per unit. Wholesale revenue decreased $0.35 million, or 44.3%, from $0.78 million to $0.43 million.

Finance & Insurance Revenues

     Finance and insurance revenues decreased by $0.03 million, or 11.7%, from $0.27 million to $0.24 million. This decrease was due principally to the decrease in new retail vehicle volume and a slight decrease in finance and insurance product sales penetration.

Service & Parts Revenues

     Service and parts revenues increased by $0.07 million, or 7.8%, from $0.97 million to $1.04 million.

Gross Profit

     Gross profit decreased by $0.27 million, or 13.4%, from $1.96 million to $1.69 million. The decrease in gross profit is due primarily to the decrease in new retail unit sales, the decrease in finance and insurance revenues and slightly decreased gross profit margins in all revenue areas, offset somewhat by the increase in used retail unit sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $0.02 million, or 1.5%, from $1.40 million to $1.42 million. The increase in selling, general and administrative expenses is due principally to increased depreciation and amortization from increased capital expenditures, offset somewhat by decreased variable expenses as a result of decreases in gross profit from new, used and finance and insurance revenues.

Interest Expense

     Interest expense decreased by $0.01 million or 16.2%, from $0.07 million to $0.06 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

              Revenues

     Total revenues increased $1.0 million, or 2.5%, from $40.5 million to $41.5 million.

     New vehicle retail revenues increased by $0.3 million, or 1.0%, from $30.5 million to $30.8 million. The increase in new vehicle retail revenues was due primarily to an $882 increase in the average selling price per unit offset somewhat by a 3.0% decrease in unit sales versus the prior year which management believes was caused by increased competition in the Company’s sales area.

     Used vehicle retail revenues increased by $0.6 million, or 13.1%, from $4.9 million to $5.5 million. The increase in used vehicle retail revenues was due primarily to a 17.9% increase in unit sales versus the prior year, offset somewhat by a $486 decrease in the average selling price per unit. Wholesale revenue decreased $0.3, or 18.4%, from $1.8 million to $1.5 million.

Finance & Insurance Revenues

     Finance and insurance revenues increased by $0.2 million, or 26.3%, from $0.6 million to $0.8 million. This increase was due principally to increased finance and insurance product sales penetration and the increase in used retail vehicle volume.

Service & Parts Revenues

     Service and parts revenues increased by $0.2 million, or 8.6%, from $2.8 million to $3.0 million.

Gross Profit

     Gross profit decreased by $0.1 million, or 2.6%, from $5.3 million to $5.2 million. The decrease in gross profit is due primarily to a 16.8% decrease in new vehicle gross profit margins which management believes was caused by increased competition in the Company’s sales area, offset somewhat by a 5.6% increase in used vehicle gross profit margins and an increase in the relative proportion of higher margin finance and insurance and service and parts revenues to total revenue.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $0.3 million, or 6.3%, from $3.9 million to $4.2 million. The increase in selling, general and administrative expenses is due principally to increased depreciation and amortization from increased capital expenditures.

Interest Expense

     Interest expense decreased by $0.03 million, or 13.9%, from $0.22 million to $0.19 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003.

Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through the issuance of debt instruments, including floor plan notes payable, borrowings from UAG and cash flow from operations. UAG has agreed to support any required capital needs of the Company in the event cash flow from operations is not sufficient to fund working capital requirements.

     We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $4.2 million as of September 30, 2003.

     UAG is party to a $700.0 million credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Loans under such agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. Substantially all of our assets not pledged as security under our floor plan agreements and our member interests are subject to security interests granted to lenders under UAG’s credit agreement.

     UAG has issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

     During the nine months ended September 30, 2003, net cash provided by operating activities amounted to $1.2 million. Net cash used in investing activities during the nine months ended September 30, 2003 totaled $1.4 million, primarily associated with our facility upgrade which was recently completed. Net cash provided by financing activities during the nine months ended September 30, 2003 was $0.2 million, and consisted of $0.5 million of contributions from our members, offset by distributions to the members.

     We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our floor plan financing arrangements and the support indicated by UAG, will be sufficient to fund our current operations and commitments for the next twelve months.

Commitments and contingencies

     From time to time, we are involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

     The Company began and completed a significant facility upgrade in 2003.

Distributions

     We are required to make distributions to our members pursuant to our Operating Agreement.

Cyclicality

     Unit sales of motor vehicles, particularly new vehicles, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.

Seasonality

     Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year, due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The service and parts business at our dealerships experience relatively modest seasonal fluctuations.

Effects of Inflation

     We believe that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services. However, there can be no assurance that there will be no such effect in the future.

     We finance substantially all of our inventory through revolving floor plan arrangements with interest rates that vary based on LIBOR. Such rates have historically increased during periods of increasing inflation. We do not believe that we would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automotive dealerships have similar floating rate borrowing arrangements.

Forward Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

•	our future financial performance;

•	future acquisitions;

•	future capital expenditures;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.

     Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	Honda exercises significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brand we sell, adverse conditions affecting Honda may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for our dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet Honda’s consumer satisfaction requirements may adversely affect our ability to obtain incentive payments from Honda and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited growth potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell Honda vehicles profitably;

•	our automobile dealership is subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in Ohio are repealed or weakened, our automotive dealership may be more susceptible to termination, non-renewal or renegotiation of its franchise agreements;

•	our automotive dealership is subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	the substantial indebtedness of UAG may limit our ability to obtain financing for capital expenditures and;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business.

     We urge you to carefully consider these risk factors in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and Securities and Exchange Commission rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the most recent evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. In the third quarter we enhanced our internal controls by documenting an internal policy that generally requires review and approval of all original accounting entries. Other than this addition, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 — Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2003, we are not a party to any legal proceedings that, individually or in aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits
	3.1	Certificate of Formation dated August 22, 2000.
	3.2	Operating agreement dated July 1, 2003 between United Auto Group, Inc. and YAG Mentor Investors, LLC.
	10.1	Form of Honda Automobile Dealer Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions.
	10.2	Indenture dated as of March 18, 2002 between United Auto Group, Inc., the guarantors named therein and Bank One Trust Company, N.A., as Trustee.
	10.3	Form of 9 5/8% Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of UAG Mentor Acquisition, LLC)
	31.1	Certification pursuant to section 302 the Sarbanes-Oxley Act of 2002
	31.2	Certification pursuant to section 302 the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAG Mentor Acquisition, LLC
By: /s/ ROGER S. PENSKE, JR.
Roger S. Penske, Jr.
Chairman of the Board
(Principal Executive Officer)
Date November 13, 2003
By: /s/ THOMAS E. SCHMITT
Thomas E. Schmitt
Treasurer
(Principal Financial Officer)
Date: November 13, 2003

EXHIBIT INDEX

3.1	Certificate of Formation dated August 22, 2000.
3.2	Operating agreement dated July 1, 2003 between United Auto Group, Inc. and YAG Mentor Investors, LLC.
10.1	Form of Honda Automobile Dealer Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions.
10.2	Indenture dated as of March 18, 2002 between United Auto Group, Inc., the guarantors named therein and Bank One Trust Company, N.A., as Trustee.
10.3	Form of 9 5/8% Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of UAG Mentor Acquisition, LLC)
31.1	Certification pursuant to section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002