Form 10-K
period 2003-12-31
UAG MENTOR ACQUISITION LLC
filed 2004-03-30
CIK 1172058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number 333-87452-112

UAG MENTOR ACQUISITION, LLC

(Exact name of registrant as specified in its charter)

Delaware	38-355-3602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2555 Telegraph Road	48302-0954
Bloomfield Hills, Michigan
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 648-2500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes [   ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the common stock held by non-affiliates as of June 30, 2003 was $0.0.

The registrant meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K (as modified by grants of no action relief) and is therefore filing this form with the reduced disclosure format specified therein.

PART I

Item 1. Business

Overview

     UAG Mentor Acquisition, LLC (“Honda of Mentor” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates a dealership under a franchise agreement with the Honda Automobile Division of American Honda Motor Co., Inc. (“Honda”). In accordance with the franchise agreement, the dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturer to influence the operations of the dealership, or the loss of its franchise agreement, could have a negative impact on the Company’s operating results.

     Honda of Mentor, a Delaware limited liability company, is a majority-owned subsidiary of United Auto Group, Inc. (“UAG”). The remaining 30% interest in the Company is held by YAG Mentor Investors, LLC (“YAG”).

     UAG is the second largest automotive retailer in the United States as measured by total revenues. As of March 1, 2004, UAG owned and operated 137 franchises in the United States and 83 franchises internationally, primarily in the United Kingdom. UAG offers a full range of vehicle brands, with the majority of its revenues in 2003 generated from the combined sale of foreign brands and luxury brands such as Honda, Toyota, BMW, Lexus, Mercedes, Audi and Porsche. For a complete discussion of UAG, see its 2003 annual report on Form 10-K and its other reports filed with the Securities and Exchange Commission, which reports are available through its website “UnitedAuto.com.”

Dealership Operations

     New Vehicle Sales. Our customers may finance their purchases of new vehicles through both traditional purchase transactions as well as through leasing companies providing consumer automobile leasing. Lease transactions are typically short-term leases, providing us a market of low mileage, late model vehicles still covered by manufacturer’s warranty for our used vehicle sales business. Short-term leases also give us the opportunity to obtain repeat business from customers on a more regular basis than purchase transactions.

     Used Vehicle Sales. We generally acquire used vehicles from auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. We clean, repair and recondition, as necessary, generally at our own service facilities, all used vehicles we acquire for resale. To improve customer confidence in our used vehicle inventory, we participate in any available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided the benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. In addition, we offer for sale third-party extended service contracts on all of our used vehicles.

     Finance and Insurance Sales and Other Aftermarket Products. We are capable of arranging third-party financing for our customers’ vehicle purchases, selling vehicle extended care service contracts and arranging insurance in connection with vehicle financing. We provide financing and insurance services to our customers through third parties, including manufacturers’ captive finance companies. We also offer for sale other aftermarket products, such as cellular phones, alarms and fabric protectors.

     Service and Parts Sales. We generate service and parts sales primarily for the vehicle models sold at our dealership. We perform both warranty and non-warranty work. As part of our agreements with our manufacturers, we obtain all equipment required by the manufacturer and needed to service and maintain each make of vehicle sold at any particular dealership.

Marketing

     We believe that our marketing programs have contributed to our sales growth. We utilize many different media for our marketing activities, including newspapers, magazines, television, radio and the Internet. In addition, automobile manufacturers supplement our local and regional advertising efforts by producing large advertising campaigns to support their brands, promote attractive financing packages and draw traffic to local area dealerships.

Agreements with Vehicle Manufacturers

     We operate under a franchise agreement with Honda. This agreement contains provisions and standards governing almost every aspect of the operations of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), inventory, warranties offered to customers, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, information systems and monthly financial reporting. Typically, the owner of a dealership may not be changed without the manufacturer’s consent.

     In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and services at our dealership. The agreements also grant us a non-exclusive license to use the manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brand at our dealerships. Our Franchise agreement expires October 9, 2009 and is expected to be renewed in the normal course of business. The agreement also permits the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changing the dealership’s ownership or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit information to the manufacturer on a timely basis, pledging the dealership’s stock, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement, subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise.

     Our agreement with the manufacturer gives the manufacturer the right, under some circumstances (including upon a merger, sale, or change of control of the Company, or in some cases a material change in our business or capital structure), to acquire the dealership from us, at fair market value. In general, our agreement with the manufacturer limits our ability to sell significant percentages of our voting stock or significant percentages of the assets relating to our franchise to any other person or entity (other than for passive investment) or another manufacturer, engage in other extraordinary corporate transactions (such as a merger, reorganization or sale of a material amount of assets) or change of control of our board of directors. In addition, the manufacturer has a right of first refusal if we propose to sell our franchise to a third party. The agreement prohibits us from pledging our capital stock to lenders.

Competition

     For new vehicle sales, we compete primarily with other franchised dealers in our marketing area. We do not have any cost advantage in purchasing new vehicles from the manufacturer, and typically we rely on advertising and merchandising, sales expertise, service reputation and location of our dealership to sell new vehicles. Our market includes a number of well-capitalized competitors that have extensive automobile dealership managerial experience and strong retail locations and facilities. We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. In recent years, automotive dealers have also faced increased competition in the sale of new vehicles from independent leasing companies and on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of operating on smaller gross margins and offering lower sales prices than us.

     For used vehicle sales, we compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies, private parties and used vehicle “superstores” for supply and resale of used vehicles.

     We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for particular brands of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. We believe that our dealership is competitive in all of these areas.

     We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised service center chains and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a manufacturer’s brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

     We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increased pressures from on-line automotive websites, including those developed by automobile manufacturers, is well as by other dealership groups. Consumers use the Internet to compare prices for vehicles and related services, which may cause reduced margins for new vehicles, used vehicles and related services.

Employees and Labor Relations

     As of December 31, 2003, we employed approximately 76 people, none of whom are covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and equity incentive grants of UAG. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

Environmental Matters

     We are subject to a wide range of foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

     Our operations involving the management of hazardous and other environmentally sensitive materials are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Our business also involves the operation of storage tanks containing such materials. Storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from our operations, such as auto body painting, may be subject to the federal Clean Air Act and related state and local laws. Various health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply to our operations.

     We may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act, and comparable state statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct which contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.

     We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are complex and subject to change. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.

Insurance

     Due to the nature of the automotive retail industry and the large inventory maintained by dealerships, automotive retail dealerships generally require significant levels of insurance covering a broad variety of risks. The business is subject to substantial risk of property loss due to the significant concentration of property values at dealership locations. Other potential liabilities arising out of our operations involve claims of employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.

     Accordingly, we participate in UAG liability and property insurance programs subject to specified deductibles and loss retentions. We also participate in UAG umbrella liability insurance programs to provide insurance in excess of our primary insurance policies. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to limitations and exclusions, substantial insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on UAG programs results of operations, financial condition or cash flows.

Item 2. Properties

     We seek to structure our operations so as to minimize the ownership of real property. As a result, we lease our facilities. The leases cover facilities for new and used vehicle sales facilities, vehicle service operations, storage, and general office use. These leases are for periods of ten years, and are structured to include renewal options for an additional ten years in our favor.

Item 3. Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security-Holders

     Omitted pursuant to General Instruction I to Form 10-K (the “Instruction”).

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     UAG Mentor Acquisition, LLC’s equity securities are not publicly traded. The Company files reports under the Securities and Exchange Act of 1934, as amended, because of its status as a non-wholly owned subsidiary guarantor of UAG’s $300.0 million Senior Subordinated Notes due 2012.

     The Company periodically makes pro rata distributions to its owners in accordance with the Operating Agreement. The Company’s ability to make such distributions is dependent upon the earnings of our dealership operations and their ability to distribute earnings and other advances and payments. Also, pursuant to the franchise agreement to which our dealership is subject, we are required to maintain a certain amount of working capital, which could limit our ability to make distributions. Any future determination to make distributions will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the board of directors deems relevant.

Item 6. Selected Consolidated Financial Data

     Omitted pursuant to the Instruction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments and sell various third-party aftermarket products, including finance, warranty, extended service and other insurance contracts. New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service and the sale of replacement parts.

     Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts services. Our gross profit generally varies across product lines, with new vehicle sales usually resulting in lower gross profit margins and our other products resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

     Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

     Floor plan interest expense relates to indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense represents interest on debt due to UAG.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting standards generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgment. Such judgments influence the reported amounts of the assets, liabilities, revenues and expenses in the Company’s financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management’s determination that modifications in assumptions and estimates are appropriate may result in a material change in our future results of operations or financial position as reported in the financial statements.

     Following is a summary of the accounting policies applied in the preparation of our financial statements that management believes are most dependent upon the use of estimates and assumptions.

Revenue Recognition

Vehicle, Parts and Service Sales

     We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that we offer to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to us are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules.

Finance and Insurance Sales

     We arrange financing for customers through various financial institutions and receive a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. We also receive commissions from the sale of various third-party insurance products to customers, including credit, life, and health insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. We are not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to commissions is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of chargeback exposure is based on our historical chargeback experience arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Goodwill

     Goodwill represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Goodwill impairment is assessed annually or when events or circumstances indicate that impairment may have occured. If our carrying amount is determined to exceed its fair value, an impairment loss is recognized.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” was issued in April 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. We do not expect SFAS No. 149 to have a material impact on our consolidated financial position, result of operations or cash flows.

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Pursuant to the operating agreement between UAG and the minority member, UAG is required to repurchase YAG’s interest in Honda of Mentor in July 2008, the payment is expected to be approximately $2.7 million.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46-R also deferred the effective date of FIN 46 for entities not considered special-purpose entities to the first reporting period that ends after March 15, 2004. We do not expect FIN 46 to have a material impact on our consolidated financial position, result of operations or cash flows.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues

     Total revenues decreased $0.2 million, or 0.4%, from $53.2 million to $53.0 million.

     New vehicle retail revenues decreased $0.9 million, or 2.3%, from $39.9 million to $39.0 million. The decrease in new vehicle retail revenues was due primarily to, a 5.1% decrease in unit sales versus the prior year offset somewhat by a $600 increase in the average selling price per new unit retailed.

     Used vehicle retail revenues increased $0.4 million, or 6.7%, from $6.4 million to $6.8 million. The increase in used vehicle retail revenues was due primarily to a 12.6% increase in unit sales versus the prior year, offset somewhat by a $600 decrease in the average selling price per used unit retailed. Wholesale revenue decreased $0.2 million, or 7.9%, from $2.4 million to $2.2 million.

     Finance & Insurance Revenues

     Finance and insurance revenues increased $0.1 million, or 12.5%, from $0.9 million to $1.0 million. This increase was due principally to increased finance and insurance product sales penetration..

     Service & Parts Revenues

     Service and parts revenues increased $0.4 million, or 10.3%, from $3.7 million to $4.1 million. The increase is due primarily to increased utilization of our facilities.

     Gross Profit

     Gross profit decreased $0.3 million, or 5.0%, from $6.9 million to $6.6 million. The decrease in gross profit is due primarily to a decrease in new vehicle gross profit per unit retailed, offset somewhat by an increase in used vehicle gross profit per unit retailed, increased finance and insurance revenues and service and parts revenues. Gross profit as a percentage of revenues decreased from 13.0% to 12.4%. The decrease in gross profit as a percentage of revenues is due primarily to a decrease in new vehicle gross margin per unit retailed, offset somewhat by increased used vehicle gross margin per unit retailed, increased penetration of higher margin finance and insurance product sales and increased higher-margin service and parts revenues as a percentage of total revenues.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $0.3 million, or 5.3%, from $5.3 million to $5.6 million. Such expenses increased as a percentage of total revenue from 9.9% to 10.5%, and increased as a percentage of gross profit from 76.3% to 84.6%. The aggregate increase in selling, general and administrative expenses is due principally to increased depreciation as a result of the renovation of our sales and service facilities and increased personnel related costs.

Interest Expense

     Floor plan interest expense was consistent with the prior year. Other interest expense increased $0.4 million, or 192.7%, from $0.2 million to $0.6 million. The increase is due primarily to interest expense recorded during 2003 in connection with UAG’s obligation to repurchase YAG’s interest in Honda of Mentor in July 2008.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

     Total revenues increased $1.6 million, or 3.2%, from $51.6 million to $53.2 million.

     New vehicle retail revenues increased $0.9 million, or 2.2%, from $39.0 million to $39.9 million. The increase in new vehicle retail revenues was due primarily to a $500 increase in the average selling price per new unit retailed.

     Used vehicle retail revenues increased $1.2 million, or 22.1%, from $5.2 million to $6.4 million. The increase in used vehicle retail revenues was due primarily to a 23.3% increase in unit sales versus the prior year. Wholesale revenue decreased $0.9 million, or 26.2%, from $3.2 million to $2.4 million.

     Finance & Insurance Revenues

     Finance and insurance revenues increased $0.3 million, or 37.0% from $0.6 million to $0.9 million. This increase was due principally to the increase in used retail vehicle volume and increased finance and insurance product sales penetration.

     Service & Parts Revenues

     Service and parts revenues increased $0.3 million, or 7.3%, from $3.4 million to $3.7 million. The increase is due primarily to increased utilization of our facilities.

     Gross Profit

     Gross profit increased $1.0 million, or 17.6%, from $5.9 million to $6.9 million. The increase in gross profit is due to (1) the increase in used unit sales, (2) the increase in finance and insurance revenues and (3) the increase in service and parts revenues. Gross profit as a percentage of revenues increased from 11.4% to 13.0%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the gross margin per unit on new vehicles sales and an increase in wholesale gross margin per unit.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $0.5 million, or 10.6%, from $4.8 million to $5.3 million. Such expenses increased as a percentage of total revenue from 9.2% to 9.9%, and decreased as a percentage of gross profit from 81.2% to 76.3%. The aggregate increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increased retail gross profit.

Interest Expense

     Floor plan interest expense decreased $0.1 million, or 43.1%, from $0.2 million to $0.1 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2002. Other interest expense was consistent with the prior year.

Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through the issuance of debt instruments, including floor plan notes payable, borrowings from UAG and cash flow from operations. UAG has agreed to support any required capital needs of the Company in the event cash flow from operations is not sufficient to fund working capital requirements and the Company is not able to raise capital through the issuance of additional debt at commercially reasonable rates.

     We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $5.9 million as of December 31, 2003.

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

     UAG has issued $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

     During 2003, net cash provided by operations amounted to $1.6 million. Net cash used in investing activities during 2003 totaled $1.5 million, which relates to capital expenditures incurred in connection with renovating our sales and service facilities. Net cash used in financing activities during 2003 totaled $.07 million, consisting solely of distributions to members. The Company’s Secretary and Treasurer owns approximately 1.5% of the membership interests of the Company through an ownership interest in YAG and received approximately seven thousand dollars in distributions in 2003.

     We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our floor plan financing arrangements and the support indicated by UAG, will be sufficient to fund our current operations and commitments for the next twelve months. To the extent we pursue acquisitions or initiate incremental facility construction or renovation projects, we may need to raise additional capital. There is no assurance that we would be able to access capital or increase our borrowing capabilities on terms acceptable to us, if at all.

Contractual Payment Obligations

     The table below sets forth our best estimates as to the amounts and timing of future payments for our most significant contractual obligations as of December 31, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events could cause actual payments to differ significantly from these amounts. See “- Forward-Looking Statements.”

	Payments due in
(in millions)	Total	2004	2005	2006	2007	2008	Thereafter
Floorplan Notes Payable (A)	$5.9	$5.9	$—	$—	$—	$—	$—
Long-Term Debt (B)	3.8	—	3.8	—	—	—	—
Operating Lease Commitments	2.8	0.4	0.4	0.4	0.4	0.4	0.8
Repurchase Obligation	2.7	—	—	—	—	2.7	—

	$15.2	$6.3	$4.2	$0.4	$0.4	$3.1	$0.8

(A) Floor plan notes payable are revolving financing arrangements. Payments are generally made as the individual vehicles are sold.

(B) Due to UAG

     We expect that the amounts above will be funded through cash provided by operations. In the case of balloon payments at the end of the term of our debt to UAG; UAG expects to be able to refinance such instruments as they expire in the normal course of business.

Commitment and Contingencies

     From time to time, we are involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

Seasonality

     Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The service and parts business at our dealership experiences relatively modest seasonal fluctuations.

Effects of Inflation

     We believe that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services. However, there can be no assurance that there will be no such effect in the future.

     We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on LIBOR. Such rates have historically increased during periods of increasing inflation. We do not believe that we would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automotive dealerships have similar floating rate borrowing arrangements.

Forward Looking Statements

     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

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

     Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brand we sell, adverse conditions affecting Honda may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for our dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet Honda’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from Honda and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited growth potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealership is subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our dealership may be more susceptible to termination, non-renewal or renegotiation of its franchise agreement;

•	our automotive dealership is subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our operations may be affected by severe weather or other periodic business interruptions;

•	the substantial indebtedness of UAG may limit our ability to obtain financing for capital expenditures and;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rates. We are exposed to market risk from changes in the interest rates on our floor plan financing arrangement and our debt to UAG. Outstanding balances under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR. Based on the average aggregate outstanding amounts under floor plan financing arrangements during the year ended December 31, 2003, a 100 basis point change in interest rates would result in an approximate $0.1 million change to our annual floor plan interest expense. Based on the amount outstanding as of December 31, 2003 a 100 basis point change in the interest rate on the debt to UAG would result in an approximate $0.04 million change to our annual interest expense.

     In common with other automotive retailers, we purchase our new vehicle and parts inventories from a foreign manufacturer. Although we purchase our inventories in U.S. Dollars, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

Item 8. Financial Statements and Supplementary Data

     See the financial statements listed in the accompanying Index to Financial Statements for the information required by this item.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Disclosure Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the fourth quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Omitted pursuant to the Instruction.

Item 11. Executive Compensation

     Omitted pursuant to the Instruction.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Omitted pursuant to the Instruction.

Item 13. Certain Relationships and Related Transactions

     Omitted pursuant to the Instruction.

Item 14. Principal Accountant Fees and Services

     Deloitte & Touche LLP will audit our financial statements for 2004 and perform other services. We paid Deloitte & Touche the following fees for the enumerated services in 2003, all of which services were approved by the audit committee of UAG (the “Audit Committee”).

     Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche in connection with their audit of our financial statements, reviews of the condensed financial statements included in our quarterly reports on Form 10-Q and other services normally provided in connection with statutory or regulatory engagements for 2003 and 2002, were approximately $35,000 in each year. There were no audit-related, tax or other fees for services rendered by Deloitte & Touche during 2003 and 2002.

     The Audit Committee has considered the nature of the above-listed services provided by Deloitte & Touche LLP and determined that they are compatible with their provision of independent audit services. The Audit Committee has discussed these services with Deloitte & Touche and management to determine that they are permitted under the Code of Professional Conduct of the American Institute of Certified Public Accountants and the auditor independence requirements of the Securities and Exchange Commission.

     Pre-approval Policy. The Audit Committee has adopted a policy requiring pre-approval of audit and non-audit services provided by the independent auditors. The primary purpose of this policy is to ensure the engagement of public accountants to only provide audit and non-audit services that are compatible with maintaining independence. The Audit Committee is required to pre-approve all services performed for us by our independent auditors and the related fees for such services. The Audit Committee must also approve fees incurred for pre-approved services that are in excess of the approved amount prior to payment, except as provided below. The Company’s independent auditors are prohibited from performing any service prohibited by applicable law.

     Pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service. Engagement of the independent auditors and their fees for the annual audit must be approved by the entire Audit Committee. The Chairman of the Audit Committee may independently approve services if the estimated fee for the service is less than 10% of the total estimated audit fee, or if the excess fees for pre-approved services are less than 20% of the approved fees for that service; provided, however, that no such pre-approval may be granted with respect to any service prohibited by applicable law or that otherwise appears reasonably likely to compromise the independent auditor’s independence. Any pre-approval granted pursuant to this delegation of authority will be reviewed with the Audit Committee at its next regularly scheduled meeting. Non-audit services for which the estimated fee is greater than 10% of the audit fee must be approved by the entire Committee before commencement of the service.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K — None.

     (c) Exhibits

3.1	Certificate of Formation dated August 22, 2000 (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

3.2	Operating agreement dated July 1, 2003 between United Auto Group, Inc. and YAG Mentor Investors, LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.1	Form of Honda Automobile Dealer Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.2	Indenture dated as of March 18, 2002 between United Auto Group, Inc., the guarantors named therein and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.3	Form of 9 5/8% Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of UAG Mentor Acquisition, LLC) (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (d) Schedules — None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 30, 2004.

UAG MENTOR ACQUISITION, LLC

By: /s/ROGER S. PENSKE, JR.

Chairman of the Board

Signature	Title	Date
/s/ ROGER S. PENSKE, JR.	Chairman of the Board and Director	March 30, 2004
(Principal Executive Officer)
Roger S. Penske, Jr.

/s/ THOMAS E. SCHMITT	Secretary and Treasurer	March 30, 2004
(Principal Accounting Officer)
Thomas E. Schmitt

/s/ JAMES R. DAVIDSON	Director	March 30, 2004

James R. Davidson

/s/ ROBERT H. KURNICK, JR.	Director	March 30, 2004

Robert H. Kurnick, Jr.

	Director	March 30, 2004
Alan V. Young

INDEX TO FINANCIAL STATEMENTS

UAG MENTOR ACQUISITION, LLC
As of December 31, 2003 and 2002 and for the years ended
December 31, 2003, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

To the Members
UAG Mentor Acquisition, LLC

     We have audited the accompanying balance sheets of UAG Mentor Acquisition, LLC, Inc. (the “Company”), as of December 31, 2003 and 2002 and the related statements of operations, members’ capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for cash consideration received from a vendor in 2003 to conform to Emerging Issues Task Force Issue No. 02-16 and for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

New York, New York
March 29, 2004

UAG MENTOR ACQUISITION, LLC

BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$85	$—
Accounts receivable, net	1,538	2,291
Inventories	6,320	4,038
Other current assets	3	—

Total current assets	7,946	6329
Property and equipment, net	1,926	590
Goodwill	3,722	3,722

Total Assets	$13,594	$10,641

LIABILITIES AND MEMBERS’ CAPITAL
Floor plan notes payable	$5,926	$3,160
Accounts payable	211	394
Accrued expenses	520	788

Total current liabilities	6,657	4,342
Long-term debt	3,842	3,842
Other long-term liabilities	2,570	331

Total Liabilities	13,069	8,515

Commitments and contingent
liabilities
Members’ Capital	525	2,126

Total Liabilities and Members’ Capital	$13,594	$10,641

See Notes to Financial Statements.

UAG MENTOR ACQUISITION, LLC

STATEMENTS OF INCOME
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
New vehicle sales	$38,956	$39,874	$39,013
Used vehicle sales	6,795	6,371	5,219
Finance and insurance	981	872	637
Service and parts	4,063	3,685	3,435
Wholesale vehicle sales	2,208	2,398	3,249

Total revenues	53,003	53,200	51,553
Cost of sales	46,441	46,293	45,681

Gross profit	6,562	6,907	5,872
Selling, general and administrative expenses	5,552	5,273	4,767

Operating income	1,010	1,634	1,105
Floor plan interest expense	(131)	(99)	(174)
Other interest expense	(563)	(192)	(192)

Income before cumulative effect of accounting change	316	1,343	739
Cumulative effect of accounting change	(44)	—	—

Net income	$272	$1,343	$739

See Notes to Financial Statements.

UAG MENTOR ACQUISITION, LLC

STATEMENT OF MEMBERS’ CAPITAL
(In thousands, except share data)

Members'
Capital
Balance, December 31, 2000	1,870
Distributions	(752)
Net income	739

Balance, December 31, 2001	1,857
Distributions	(1,074)
Net income	1,343

Balance, December 31, 2002	2,126
Repurchase commitment	(1,808)
Distributions	(65)
Net income	272

Balance, December 31, 2003	$525

See Notes to Financial Statements.

UAG MENTOR ACQUISITION, LLC

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Operating Activities:
Net income	$272	$1,343	$739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155	81	152
Changes in operating assets and liabilities:
Accounts receivable	753	(880)	31
Inventories	(2,282)	(243)	341
Floor plan notes payable	2,766	577	(866)
Accounts payable and accrued expenses	(451)	442	541
Other	428	92	73

Net cash provided by operating activities	1,641	1,412	1,011

Investing Activities:
Purchase of equipment and improvements	(1,491)	(338)	(266)

Financing Activities:
Distributions	(65)	(1,074)	(752)

Net change in cash and cash equivalents	85	—	(7)
Cash and cash equivalents, beginning of period	—	—	7

Cash and cash equivalents, end of period	$85	$—	$—

See Notes to Financial Statements.

UAG MENTOR ACQUISITION, LLC

NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)

1.	Organization and Summary of Significant Accounting Policies

     UAG Mentor Acquisition, LLC (“Honda of Mentor” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates a dealership under a franchise agreement with the Honda Automobile Division of American Honda Motor Co., Inc. (“Honda”). In accordance with the franchise agreement, the dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturer to influence the operations of the dealership, or the loss of its franchise agreement, could have a negative impact on the Company’s operating results.

     Honda of Mentor, a Delaware limited liability company, is a majority-owned subsidiary of United Auto Group, Inc. (“UAG”). The remaining 30% interest in the Company is held by YAG Mentor Investors, LLC (“YAG”). The Company is operated pursuant to an operating agreement between UAG and YAG.

     Basis of Presentation

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, intangible assets and certain reserves.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Accounting Change

     In March 2003, the Financial Accounting Standards Board’s Emerging Issues Task Force finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting treatment for vendor allowances. EITF 02-16 provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then such allowances should be used to offset such costs. Historically, the Company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003 (the date of adoption) that decreased net income by $.04 million.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

     Fair Value of Financial Instruments

     Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt, including floor plan notes payable. The carrying amount of all significant financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates.

     Contracts in Transit

     Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, the contracts in transit represent amounts due from the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s balance sheets, amounted to $1,087 and $1,486 as of December 31, 2003 and 2002, respectively.

     Inventory Valuation

     Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts, accessories and other inventories is based on factory list prices.

     Property and Equipment

     Property and equipment are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than equipment under capital lease and leasehold improvements, are between 5 and 10 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset.

     Expenditures relating to recurring repair and maintenance are expensed as incurred. Expenditures that increase the useful life or substantially increase the serviceability of an existing asset are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

     Income Taxes

     Honda of Mentor is not an income tax paying entity. Income taxes are the responsibility of Honda of Mentor’s members.

     Goodwill

     Goodwill represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Goodwill impairment is assessed annually or when events or circumstances indicate that impairment may have occurred. If the carrying amount is determined to exceed its fair value, an impairment loss is recognized. Prior to January 1, 2002, goodwill was amortized on a straight line basis over periods not exceeding 40 years. Amortization expense for 2001 was $96.

     Impairment of Long-Lived Assets

     The carrying value of long-lived assets is reviewed if the facts and circumstances, such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, indicate that they may be impaired. The Company performs its review by comparing the carrying amounts of long-lived assets to the estimated undiscounted cash flows relating to such assets. If any impairment in the value of the long-lived assets is indicated, the carrying value of the long-lived assets is adjusted to reflect such impairment based on the fair value of the impaired assets or an estimate of fair value based on discounted cash flows.

     Revenue Recognition

Vehicle, Parts and Service Sales

     The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that are offered to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to the Company are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules.

Finance and Insurance Sales

     The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third-party insurance products to customers, including credit, life, and health insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimate of chargeback experience is based on our historical chargeback expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

     Defined Contribution Plan

     UAG sponsors a defined contribution plan covering a significant majority of the Company’s employees. Company contributions to the plan are based on the level of compensation and contribution by plan participants. The Company incurred expense of $24, $19, and $5 relating to such plan during the years ended December 31, 2003, 2002 and 2001, respectively.

     Advertising

     Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred advertising costs of $835, $811 and $577 during the years ended December 31, 2003, 2002, and 2001, respectively.

     New Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”, was issued in April 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company does not expect SFAS No. 149 to have a material impact on its consolidated financial position, result of operations or cash flows.

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Pursuant to the operating agreement between UAG and the minority member, UAG is required to repurchase YAG’s interest in Honda of Mentor in July 2008, the payment is expected to be approximately $2.7 million. The present value of such commitment is included in other long-term liabilities in the accompanying balance sheet.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46-R also deferred the effective date of FIN 46 for entities not considered special-purpose entities to the first reporting period that ends after March 15, 2004. The Company does not expect FIN 46 to have a material impact on its consolidated financial position, result of operations or cash flows.

2. Inventories

     Inventories consisted of the following:

	December 31,
	2003	2002
New vehicles	$5,309	$3,236
Used vehicles	801	571
Parts, accessories and other	210	231

Total inventories	$6,320	$4,038

3. Property and Equipment

     Property and equipment consisted of the following:

	December 31,
	2003	2002
Leasehold improvements	$1,637	$399
Furniture, fixtures and equipment	553	321

Total	2,190	720
Less: Accumulated depreciation and amortization	264	130

Property and equipment, net	$1,926	$590

     Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $155, $81, and $56, respectively.

4. Floor Plan Notes Payable

     The Company currently finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with DaimlerChrysler Services North America LLC. Such floor plan financing agreements are guaranteed by UAG. Prior to the Acquisition, the Company financed the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing agreements with a bank. Under the terms of its current floor plan financing agreements, the Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Outstanding borrowings under floor plan financing arrangements as of December 31, 2003 and 2002 were $5,926 and $3,160, respectively. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealerships, and require repayment after a vehicle’s sale. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in LIBOR.

5. Operating Lease Obligations

     The Company leases its dealership facilities under non-cancelable operating lease agreements with expiration dates through 2010. Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2003 are as follows:

2004	$416
2005	416
2006	416
2007	416
2008	416
2009 and thereafter	763

$2,843

     Rent expense was $416 for each of the years ended December 31, 2003, 2002, and 2001.

6. Long-Term Debt

     Long-term debt represents the debt incurred by UAG in connection with its acquisition of the Company. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.23% and 3.79% on this indebtedness during 2003 and 2002, respectively. UAG borrowed these funds under a credit agreement with DaimlerChrysler

Services North America LLC and Toyota Motor Credit Corporation that provides UAG with revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. UAG’s credit agreement is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets not pledged as security under the floor plan arrangements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

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

7. Related Party Transactions

     From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $90, $90 and $54 were charged to the Company by UAG or its affiliates for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company’s Secretary and Treasurer owns approximately 1.5% of the membership interests of the Company through an ownership interest in YAG and received approximately $7 in distributions in 2003.

8. Commitments and Contingencies

     From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2003, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on its results of operations, financial condition or cash flows.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Formation dated August 22, 2000 (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

3.2	Operating agreement dated July 1, 2003 between United Auto Group, Inc. and YAG Mentor Investors, LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.1	Form of Honda Automobile Dealer Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.2	Indenture dated as of March 18, 2002 between United Auto Group, Inc., the guarantors named therein and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.3	Form of 9 5/8% Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of UAG Mentor Acquisition, LLC) (incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 2003).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002